Form 10-K405
period 1996-12-31
INTERMEDIA PARTNERS IV CAPITAL CORP
filed 1997-03-31
CIK 1021172

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-11893

                     INTERMEDIA PARTNERS IV, CAPITAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-3247948
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
       235 MONTGOMERY STREET, SUITE 420
              SAN FRANCISCO, CA                                   94104
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 616-4600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     This report, including exhibits, consists of 7 pages. The Index of Exhibits is found on page 4.
================================================================================

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I
ITEM 1.    Business...................................................................     1
ITEM 2.    Properties.................................................................     1
ITEM 3.    Legal Proceedings..........................................................     1
ITEM 4.    Submission of Matters to a Vote of Security Holders........................     1

PART II
ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters......     1
ITEM 6.    Selected Financial Data....................................................     1
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................     1

PART III
ITEM 8.    Financial Statements and Supplementary Data................................     1
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.................................................................     1
ITEM 10.   Directors and Executive Officers of the Registrant.........................     2
ITEM 11.   Executive Compensation.....................................................     3
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.............     3
ITEM 13.   Certain Relationships and Related Transactions.............................     3

PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........     3

SIGNATURES............................................................................     5

SUPPLEMENTAL INFORMATION..............................................................     5

     INFORMATION CONTAINED IN THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES LAWS. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, REGARDING ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH EXPECTATIONS.

                                     PART I

ITEM 1.  BUSINESS

     InterMedia Partners IV, Capital Corp., a Delaware corporation ("IPCC" or the "Company"), is the wholly owned subsidiary of InterMedia Capital Partners IV, L.P., a California limited partnership ("ICP-IV"). IPCC was formed on April 3, 1996 solely for the purpose of serving as a co-issuer of the 11 1/4% Senior Notes Due 2006 ("Private Notes") that were offered, jointly and severally, by IPCC and ICP-IV in a private offering, and the 11 1/4% Senior Notes Due 2006 that were registered under the Securities Act of 1933, as amended, and were jointly and severally issued in the exchange for the Private Notes pursuant to an exchange offer consummated in January of this year.

     IPCC does not have any operations or assets of any kind and did not have any revenues.

ITEM 2.  PROPERTIES

     The Company has no physical assets nor does it own or lease real property.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is a party. The Company knows of no threatened or pending material legal action against it.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's stock, all of which is held by ICP-IV, and it is not expected that such a market will develop in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data has not been provided because the Company's financial position is insignificant and the Company has no results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company does not have any operations and did not have any revenues or expenses.

                                    PART III

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company has no assets and therefore has no financial data to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVES

              NAME                 AGE                       POSITION
---------------------------------  ---     --------------------------------------------
*Leo J. Hindery, Jr..............  49      President
Edon V. Hartley..................  36      Chief Financial Officer
**Derek Chang....................  29      Secretary and Treasurer
Rodney M. Royse..................  30      Vice President
Thomas R. Stapleton..............  42      Vice President
Bruce J. Stewart.................  31      Vice President, Legal Affairs

     Leo J. Hindery, Jr. is the President of IPCC. Mr. Hindery is also the founder and Managing General Partner of InterMedia Partners, a California limited partnership, InterMedia Partners II, L.P., InterMedia Partners III, L.P. and InterMedia Partners V, L.P. Before launching InterMedia Partners in 1988, Mr. Hindery was, from 1985 to 1988, Chief Officer for Planning and Finance of The Chronicle Publishing Company of San Francisco ("Chronicle Publishing"), which owns and operates substantial newspaper and television broadcast properties and, at the time, cable television properties. Prior to joining Chronicle Publishing, Mr. Hindery was, from 1983 to 1985, Chief Financial Officer and a Managing Director of Becker Paribas Incorporated, a major New York-based investment banking firm. Mr. Hindery is on the Board of Directors of DMX, Incorporated, the NCTA, the Cable Telecommunications Association, Cable in the Classroom and C-SPAN. He earned a B.A. with honors from Seattle University and an M.B.A. with honors from Stanford University's Graduate School of Business.

     * In February 1997, Mr. Hindery was appointed president of Tele-Communications, Inc. ("TCI"). Upon completion of his transition to TCI, Mr. Hindery will no longer be Managing General Partner of InterMedia Capital Management IV, ("ICM-IV"), which is the general partner of ICP-IV, or any other management partnerships of the affiliated InterMedia entities. Mr. Hindery's transition to TCI is expected to be completed by mid-1997. Robert J. Lewis is expected to acquire Mr. Hindery's interest in the general partner of ICM-IV and other management partnerships of affiliated InterMedia entities upon the departure of Mr. Hindery to TCI. Mr. Lewis is a recognized pioneer in the cable television industry having started his career as a system manager. Since that time he has held top level positions in the industry. Among them are President of Cablecom-General, President and Chief Operating Officer of Jones Intercable, Inc., President of Televents Group, Inc. and Senior Vice President of TCI. Mr. Lewis retired from TCI in 1995 and since that time has served as an Executive Director and Advisor for the certain affiliated InterMedia entities. He is also a Director of Online System Services, Inc., a Denver based internet access and business solutions company.

     Edon V. Hartley is Chief Financial Officer of InterMedia Capital Management, L.P. ("ICM") and IPCC. Ms. Hartley joined ICM in 1996. From 1993 to 1995, Ms. Hartley was Finance Director for TCI. From 1990 to 1993, Ms. Hartley was Finance Counsel for TCI. Ms. Hartley earned a B.S. with honors in accounting from the University of Missouri and a J.D. with honors from the University of Denver.

     Derek Chang is Treasurer of ICM and IPCC, and Secretary of IPCC. Mr. Chang joined ICM in 1994. From 1990 to 1992, Mr. Chang worked, as a financial analyst for The First Boston Corporation in the Mergers and Acquisitions Group. Mr. Chang earned a B.A. from Yale University and an M.B.A. from Stanford University's Graduate School of Business.

     ** Mr. Chang will be departing from IPCC in the second quarter of this year.

     Rodney M. Royse is Executive Director of Business Development of ICM and IPCC, and Vice President of IPCC. Mr. Royse joined ICM in 1990. From 1988 to 1990, Mr. Royse was a financial analyst at Salomon Brothers Inc in the Corporate Finance Group. Mr. Royse earned a B.A. in Economics from Stanford University.

     Thomas R. Stapleton is Controller and Executive Director of Financial Operations of ICM and IPCC, and Vice President of IPCC. Prior to joining ICM in 1989, Mr. Stapleton was a Manager with Price Waterhouse LLP, the Company's independent accountants. Mr. Stapleton was previously employed by Bank of America in asset-based financing. Mr. Stapleton earned a B.S. degree with honors in Business Administration from San Francisco State University.

ITEM 11.  EXECUTIVE COMPENSATION

     Not required.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not required.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:
         (1) Financial Statements -- All Financial Statements are omitted because the Company has no assets and therefore has no financial data to report.
         (2) Financial Schedules -- All schedules are omitted because the Company has no assets and therefore has no financial data to report.
         (3) Exhibits -- See Index to Exhibits on page 4 of this Form 10-K.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 31, 1996.

                                 EXHIBIT INDEX

  EXHIBIT                                                                          SEQUENTIALLY
   NUMBER                                   EXHIBIT                               NUMBERED PAGES
  --------     -----------------------------------------------------------------  --------------
      *3.1     Certificate of Incorporation of InterMedia Partners IV, Capital
               Corp.............................................................
      *3.2     Bylaws of InterMedia Partners IV, Capital Corp...................
      *4.1     Registration Rights Agreement dated as of July 19, 1996 by and among InterMedia Capital Partners IV, L.P., InterMedia Partners
               IV, Capital Corp., NationsBanc Capital Markets, Inc. and Toronto
               Dominion Securities (USA) Inc. ..................................
      *4.2     Indenture dated as of July 30, 1996 by and among InterMedia
               Capital Partners IV, L.P., InterMedia Partners IV, Capital Corp.
               and The Bank of New York, as trustee, including the form of
               Global Note......................................................
      *4.3     Pledge and Escrow Agreement dated as of July 30, 1996 by and among InterMedia Capital Partners IV, L.P., InterMedia Partners
               IV, Capital Corp., NationsBanc Capital Markets, Inc. and The Bank
               of New York, as trustee and as collateral agent. (Annex I
               omitted. The Company agrees to furnish a copy of Annex I to the
               Commission upon request.)........................................
     *10.1     Exchange Agent Agreement by and among InterMedia Capital Partners
               V, L.P., InterMedia Partners IV, Capital Corp. and The Bank of
               New York, dated December 10, 1996................................
      24.1     Power of Attorney (included on page 5)...........................
    **27.1     Schedule of Financial Data for InterMedia Partners IV, Capital
               Corp. ...........................................................

---------------
  * Incorporated by reference to the same exhibit number to IPCC's and ICP-IV's Form S-4 Registration Statement File No. 333-11893.

 ** Not filed because the Company has no financial data to report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERMEDIA PARTNERS IV, CAPITAL CORP.

                                          By: InterMedia Capital Management IV,
                                            L.P., its General Partner

                                          By: InterMedia Management, Inc., its
                                            General Partner

                                          By:     /s/ LEO J. HINDERY, JR.

                                            ------------------------------------
                                                    Leo J. Hindery, Jr.
                                                         President

Date: March 28, 1997.

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Leo J. Hindery, Jr. and Edon V. Hartley, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substation and resubstation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, and fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                 TITLE                      DATE
------------------------------------------  ---------------------------------   ---------------

         /s/ LEO J. HINDERY, JR.            President (principal executive      March 28, 1997
------------------------------------------  officer), and Sole Director
           Leo J. Hindery, Jr.

           /s/ EDON V. HARTLEY              Chief Financial Officer and         March 28, 1997
------------------------------------------  Treasurer (principal financial
             Edon V. Hartley                officer)

         /s/ THOMAS R. STAPLETON            Vice President (principal           March 28, 1997
------------------------------------------  accounting officer)
           Thomas R. Stapleton

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material has been or will be sent to holders of the Notes.